Form 10-K
period 2006-12-31
STRATS(SM) Trust for Goldman Sachs Group Securities, Series 2006-2
filed 2007-03-29
CIK 1356284

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                                      OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

               Commission File Number of issuing entity: 1-32848

                STRATS(SM) TRUST FOR GOLDMAN SACHS SECURITIES,
                                SERIES 2006-2
          (Exact name of issuing entity as specified in its charter)

                    SYNTHETIC FIXED-INCOME SECURITIES, INC.
       (Exact name of depositor and sponsor as specified in its charter)

                   New York
    (State of incorporation or organization                52-2316399
            of the issuing entity)             (IRS Employer Identification No.)

      One Wachovia Center
     301 S. College Street
   Charlotte, North Carolina
     (Address of principal            28288               (704) 374-6611
      executive offices)           (Zip Code)           (Telephone Number)


                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(b) OF THE ACT:

Title of Class                                   Name of Registered Exchange
--------------                                   ---------------------------
STRATS (SM) Certificates,                     New York Stock Exchange ("NYSE")
Series 2006-2

                        SECURITIES REGISTERED PURSUANT
                       TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                |_| Yes |X| No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                |_| Yes |X| No

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.                  |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                    |_| Yes |X| No

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      Not applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

      None.

==============================================================================

                                    PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

      Item 1. Business.

      Item IA.  Risk Factors.

      Item 2.  Properties.

      Item 3.  Legal Proceedings.

      Item 4.  Submission of Matters to a Vote of Security Holders.

Item 1B.  Unresolved Staff Comments

      None.

                                    PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

      Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Item 6. Selected Financial Data.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Item 8. Financial Statements and Supplementary Data.

      Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

      Item 9A. Controls and Procedures.

Item 9B.  Other Information.

      None.

                                   PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

      Item 10. Directors and Executive Officers of the Registrant.

      Item 11. Executive Compensation.

      Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Item 13. Certain Relationships and Related Transactions.

      Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

      The Goldman Sachs Group Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). For information on The Goldman Sachs Group Inc. please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-14965. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by The Goldman Sachs Group, Inc. may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

      None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

      None.

Item 1117 of Regulation AB. Legal Proceedings.

      There are no legal proceedings pending, or any proceedings known to be contemplated, by governmental authorities against the depositor, the Trustee or the issuing entity, or any property thereof, that is material to the holders of the Certificates.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

      Omitted in accordance with the Instruction to Item 1119. See the information in the prospectus for the issuing entity filed under Rule 424(b) of the Securities Act of 1933.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

      The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee's report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity's fiscal year ending December 31, 2006 and an attestation report by a registered independent public accounting firm regarding the Trustee's related report on assessment are attached as exhibits to this Form 10-K. Neither the report on assessment or the related attestation report has identified any material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

      The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a)   List of Documents Filed as Part of this Report

            (1)   Not Applicable.

            (2)   Not Applicable.

            (3)   See Item 15 (b), below.

      (b)   Exhibits Required by Item 601 of Regulation S-K.

4.1 Series Supplement, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.1 of the Issuing Entity's Current Report on Form 8-K filed on April 13, 2006).

31.1  Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2006.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1 Compliance Statement of The Bank of New York for the year ended December 31, 2006.

      (c)   Omitted.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Synthetic Fixed-Income Securities, Inc.
                                    (Depositor)


Dated: March 29, 2007               By:  /s/ James Whang
                                         --------------------------------------
                                         James Whang
                                         Director
                                         (senior officer of depositor in charge
                                         of securitization)

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION

4.1 Series Supplement, dated March 31, 2006 (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K filed on April 13, 2006).

31.1          Rule 13a-18/15d-18 Certification (Section 302 Certification).

33.1 Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York for the year ended December 31, 2006.

34.1 Independent Accountants' Attestation Report concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1 Servicer Compliance Statement of The Bank of New York for the year ended December 31, 2006.