Form 10-K/A
period 2013-12-31
STRATS(SM) Trust for Goldman Sachs Group Securities, Series 2006-2
filed 2015-01-13
CIK 1356284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity: 001-32848

STRATS TRUST FOR GOLDMAN SACHS GROUP
SECURITIES, SERIES 2006-2
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-31818

SYNTHETIC FIXED-INCOME SECURITIES, INC.
(Exact name of depositor and sponsor as specified in its charter)

New York (State of incorporation or organization of the issuing entity)	26-6115259 (IRS Employer Identification No.)

One Wells Fargo Center 301 S. College Street Charlotte, North Carolina (Address of principal executive offices)	28288 (Zip Code)	(212) 214-6277 (Telephone Number)

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Registered Exchange
STRATS Certificates, Series 2006-2	New York Stock Exchange (“NYSE”)

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

None.

EXPLANATORY NOTE

The Depositor, on behalf of STRATS Trust for Goldman Sachs Group Securities, Series 2006-2, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2013 to revise the disclosure included pursuant to Item 1122 of Regulation AB.

This Form 10-K/A does not otherwise amend the Form 10-K.

PART III

The information below has been provided in accordance with General Instruction J to Form 10-K:

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

Except as disclosed below, neither the report on assessment nor the related attestation report has identified any material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee. With respect to the exceptions identified below, the Trustee has confirmed that none of the identified instances of noncompliance related to or affected STRATS Trust for Goldman Sachs Group Securities, Series 2006-2.

Exceptions:

The Trustee’s report on assessment and the related attestation report have identified material noncompliance with two servicing criteria applicable to the Trustee:

•	Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports must be prepared in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: The Trustee indicates that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.

Remediation: The Trustee further indicates that when its management became aware of such instances (a) controls designed to prevent such occurrences in the future were implemented and (b) impacted investors received either (i) reports containing accurate information that were not previously distributed or (ii) revised reports notifying investors that previous information in reports were revised with corrected information. Reports were delivered to investors and filed on EDGAR on Form 10-D or Form 10-D/A, as required.

•	Servicing criterion 1122(d)(3)(ii) contemplates that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance: The Trustee indicates that during the reporting period, for an auto transaction in its platform, certain amounts due to the related investors were not remitted in accordance with the timeframes set forth in the related transaction agreements.

Remediation: The Trustee further indicates that when its management became aware of such instance (a) the transaction was properly set-up on the related company’s automated payment system and other controls designed to prevent such occurrences in the future were implemented, (b) notice of the failure was made available to investors in the transaction through the facilities of DTC on August 21, 2013 and on a Form 10-D filed on EDGAR on the same date, and investors were offered compensation for the one day remittance delay, and (c) the investor report was not revised as it accurately reflected the amounts due to investors and available for payment on the payment due date.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.
(Depositor)

Dated: January 13, 2015	By:	/s/ William Threadgill
William Threadgill
President
(senior officer of depositor in charge of
securitization)