Form 10-K
period 2017-12-31
STRATS(SM) Trust for Goldman Sachs Group Securities, Series 2006-2
filed 2018-03-30
CIK 1356284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number of issuing entity: 001-32848
Central Index Key Number of issuing entity:   0001356284

STRATS TRUST FOR GOLDMAN SACHS GROUP SECURITIES, SERIES 2006-2
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 001-31818
Central Index Key number of depositor and sponsor:   0001140396

SYNTHETIC FIXED-INCOME SECURITIES, INC.
(Exact name of depositor and sponsor as specified in its charter)

New York (State of incorporation or organization of the issuing entity)	26-6115259 (IRS Employer Identification No.)

One Wells Fargo Center 301 S. College Street Charlotte, North Carolina (Address of principal executive offices)	28288 (Zip Code)	(212) 214-6277 (Telephone Number)

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Registered Exchange

STRATS Certificates, Series 2006-2	New York Stock Exchange (“NYSE”)

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Trustee has been identified as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. The Trustee’s report on an assessment of compliance with the servicing criteria applicable to it during the Issuing Entity’s fiscal year ending December 31, 2017 and an attestation report by a registered independent public accounting firm regarding the Trustee’s related report on assessment are attached as exhibits to this Form 10-K.

Except as disclosed below, neither the report on assessment nor the related attestation report has identified any additional material instances of noncompliance with the servicing criteria described in the report on assessment as being applicable to the Trustee. With respect to the exception identified below, the Trustee has identified one instance of noncompliance related to the STRATS Trust for Goldman Sachs Group Securities, Series 2006-2.

Exception:

The Trustee’s report on assessment and the related attestation report have identified material noncompliance with one servicing criterion applicable to the Trustee:

●	Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: During the period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements. These reports contain the information that is also reported on the EDGAR on Form 10-D Distribution Statement.

Remediation: The Trustee indicates the reports were delivered outside the timeframe set forth in the transaction agreements. Management has enhanced controls in order to better ensure reports are delivered timely to investors. Reports filed on EDGAR on Form 10-D were filed timely and as required.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Trustee has provided a compliance statement, signed by an authorized officer, attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)       List of Documents Filed as Part of this Report.

(1)       Not Applicable.

(2)       Not Applicable.

(3)       See Item 15 (b), below.

(b)       Exhibits Required by Item 601 of Regulation S-K.

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2017.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2017.

35.1	Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2017.

(c)       Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.
(Depositor)

Dated: March 30, 2018	By:	/s/ Barbara Garafalo
Barbara Garafalo
Vice President
(senior officer of depositor in charge of securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14/15d-14 Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of The Bank of New York Mellon for the year ended December 31, 2017.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon for the year ended December 31, 2017.

35.1	Servicer Compliance Statement of The Bank of New York Mellon for the year ended December 31, 2017.